Form 10-Q
period 2021-03-31
Rocket Internet Growth Opportunities Corp.
filed 2021-05-24
CIK 1844363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40268

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boundary Hall Cricket Square Grand Cayman Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

(345) 815-5716

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	RKTAU	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 par value	RKTA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	RKTAW	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 24, 2021, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

CONDENSED BALANCE SHEET

March 31, 2021
(unaudited)
Assets:
Cash	$1,841,399
Prepaid Expenses	553,200

Total current assets	2,394,599
Cash and Securities held in Trust Account	267,000,253

Total Assets	$269,394,852

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$904,679
Due to related party	2,580

Total current liabilities	907,259
Deferred underwriting fee	9,345,000
Warrant liability	17,463,264

Total liabilities	27,715,523

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,667,932 shares at redemption value	236,679,320
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,032,068 shares issued and outstanding (excluding 23,667,932 shares subject to possible redemption)	303
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	5,847,187
Accumulated deficit	(848,200)

Total shareholders’ equity	5,000,009

Total Liabilities and Shareholders’ Equity	$269,394,852

(1)	Included up to 512,500 founder shares at March 31, 2021 which were subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Operating costs	$34,164

Loss from Operations	(34,164)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	253
Offering costs allocated to warrants	(561,706)
Change in fair value of warrant liability	(252,583)

Total other expense	(814,036)

Net loss	$(848,200)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,369,083

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.00)

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares (1)	6,598,160

Basic and diluted net loss per ordinary share, Non-redeemable ordinary shares	$(0.13)

(1)	Excludes 512,500 Class B ordinary shares subject to forfeiture (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 26,700,000 Units, net of underwriting discount and offering expenses	26,700,000	2,670	—	—	252,370,540	—	252,373,210
Sale of 4,893,333 Private Placement warrants	—	—	—	—	7,340,000	—	7,340,000
Initial classification of warrant liability	—	—	—	—	(17,210,681)	—	(17,210,681)
Net loss	—	—	—	—	—	(848,200)	(848,200)
Class A ordinary shares subject to possible redemption	(23,667,932)	(2,367)	—	—	(236,676,953)	—	(236,679,320)

Balance as of March 31, 2021 (unaudited)	3,032,068	$303	7,187,500	$719	$5,847,187	$(848,200)	$5,000,009

(1)	Included up to 512,500 founder shares at March 31, 2021 which were subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(848,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(253)
Offering costs allocated to warrants	561,706
Change in fair value of warrant liability	252,583
Changes in operating assets and liabilities:
Prepaid assets	(553,200)
Accrued expenses	532,679
Due to related party	2,580

Net cash used in operating activities	(52,105)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(267,000,000)

Net cash used in investing activities	(267,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	261,660,000
Proceeds from sale of Private Warrants	7,340,000
Proceeds from issuance of Class B shares to Sponsor	25,000
Proceeds from issuance of promissory note to Sponsor	125,491
Payments on promissory issued to Sponsor	(125,491)
Payment of deferred offering costs	(131,496)

Net cash provided by financing activities	268,893,504

Net change in cash	1,841,399
Cash, beginning of period	—

Cash, end of the period	$1,841,399

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$221,526,083

Change in ordinary shares subject to possible redemption	$15,153,237
Deferred underwriter’s discount payable charged to additional paid-in capital	$9,345,000

Initial classification of warrant liability	$17,210,681

Accrued offering costs	$372,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Rocket Internet Growth Opportunities Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 25,000,000 units (the “Units”). On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units, which purchase settled on March 30, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $267,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share and one-fourth of a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Rocket Internet Growth Opportunities Sponsor GmbH, a German limited liability company (the “Sponsor”), generating gross proceeds of $7,000,000, which is discussed in Note 5. On March 30, 2021, the Sponsor purchased an additional 226,666 Private Placement Warrants generating gross proceeds of $340,000, which was used to pay the underwriting discount of 2% of the over-allotment gross proceeds.

Transaction costs of the IPO (including the partial exercise of the underwriter’s over-allotment option) amounted to $15,188,496 consisting of $5,340,000 of underwriting discount, $9,345,000 of deferred underwriting discount, and $503,496 of other offering costs. Of the total transaction costs $561,706 was reclassified to expense as non-operating expense in that statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liability and the Class A ordinary shares.

Following consummation of the IPO on March 25, 2021 and the settlement of the partial exercise of the over-allotment on March 30, 2021, an aggregate of $267,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination prior to March 25, 2023 (the “Combination Period”) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

The Company will provide holders of its Class A ordinary shares (the “public shareholders”) sold in the IPO (the “public shares”), with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. Specifically, the SEC Statement focused on certain settlement terms and provisions in warrant agreements related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to those contained in the warrant agreement, dated as of March 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. The Company had previously accounted for its Private Placement Warrants and Public Warrants (collectively, the “Warrants”) as equity.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for the Warrants and determined that the Warrants should be classified as liabilities measured at fair value upon issuance (the date of the consummation of the IPO), with subsequent changes in fair value reported in the Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 25, 2021, filed by the Company on Form 8-K on March 31, 2021, should be restated in this Note 2 to correct the impact of the misapplication of the accounting for the Warrants. The restatement resulted in a $16.2 million increase to the warrant liability line item and an offsetting decrease to the Class A ordinary share subject to redemption mezzanine equity line item as of March 25, 2021. There is no change to total shareholders’ equity at any reported balance sheet date.

	As of March 25, 2021
	As Previously Reported	Adjustment	As Restated
Total assets	$252,351,898	$—	$252,351,898

Liabilities and shareholders’ equity:
Total current liabilities	$847,645	$—	$847,645
Warrant liability	—	16,228,167	16,228,167

Total liabilities	9,597,645	16,228,167	25,825,812
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	237,754,250	(16,228,167)	221,526,083
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	122	162	284
Class B ordinary shares - $0.0001 par value	719	—	719
Additional paid-in-capital	5,016,413	561,544	5,577,957
Accumulated deficit	(17,251)	(561,706)	(578,957)

Total shareholders’ equity	5,000,003	—	5,000,003

Total liabilities and shareholders’ equity	$252,351,898	$—	$252,351,898

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from January 27, 2021 (inception) to February 1, 2021 as filed with the SEC on March 23, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 11,568,333 ordinary share warrants issued in connection with its Initial Public Offering (6,675,000) and Private Placement (4,893,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability ($561,706) are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding 512,500 Founders Shares which are subject to forfeiture by the Sponsor. The Company applies the two-class method in calculating earnings per share. Shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase an aggregate of 11,568,333 ordinary shares sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for Redeemable Class A Ordinary Shares in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Redeemable Class A Ordinary Shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Ordinary Shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B Ordinary Shares includes Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Interest earned on cash and marketable securities held in Trust Account	$253
Net income allocable to redeemable Class A ordinary shares	$212
Basic and diluted weighted average redeemable Class A shares outstanding	22,369,083
Basic and diluted net income per share	$0.00

Non-redeemable Class A and Class B Ordinary Shares
Net loss	$(848,200)
Less: Income attributable to ordinary shares subject to possible redemption	(212)

Adjusted net loss	$(848,988)

Weighted average shares outstanding, basic and diluted	6,598,160

Basic and diluted net loss per ordinary share	$(0.13)

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On March 25, 2021, the Company sold 25,000,000 Units, and on March 26, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,700,000 Units, which purchase settled on March 30, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $267,000,000. Each Unit consists of one Class A ordinary share and one-fourth of a redeemable warrant (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of one year from the closing of the Proposed Public Offering and 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption from registration. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrant multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may the warrants for redemption:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Company’s Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in many other blank check offerings. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $10.00” and under “Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust. On March 30, 2021, the Sponsor purchased an additional 226,666 Private Placement Warrants generating gross proceeds of $340,000, which was used to pay the underwriting discount of 2% of the IPO over-allotment gross proceeds.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to: (i) waive their redemption rights with respect to their founder shares (described in Note 5) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the initial Business Combination.

Note 6 — Related Party Transactions

Founder Shares

On February 1, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “founder shares”). Up to 937,500 founder shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On March 26, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,700,000 Units, which purchase settled on March 30, 2021, which resulted in 425,000 Class B ordinary shares no longer being subject to forfeiture. On May 6, 2021, the Sponsor forfeited 512,500 founder shares for no consideration as a result of the underwriter not exercising the remainder of the over-allotment option (see Note 10).

The initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares.

Due to Related Party

Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company has recorded $2,580 in service fee expense as due to related party.

Promissory Note — Related Party

On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of the IPO on March 25, 2021, the Company had borrowed a total of $125,491 amount under the Note, and the Company repaid the said amount in full upon closing of the IPO.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

Underwriting Agreement

The underwriter had a 45-day option from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. Subsequent to March 31, 2021, the over-allotment option has since expired.

Upon consummation of the IPO on March 25, 2021 and settlement of the purchased over-allotment on Mach 30, 2021, the underwriter was paid a cash underwriting fee of 2.0% of the gross proceeds, or $5,340,000 in the aggregate.

The underwriter is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and purchased over-allotment, or $9,345,000 in the aggregate. The deferred fee will be payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 8 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2021, there were 3,032,068 shares issued and outstanding, excluding 23,667,932 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. Of the 7,187,500 Class B ordinary shares, an aggregate of up to 512,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part. On May 6, 2021, the Sponsor forfeited 512,500 founder shares for no consideration as a result of the underwriter not exercising the remainder of the over-allotment option by its expiration (see Note 10).

Only holders of Class B ordinary shares will have the right to vote on the appointment or removal of directors prior to the completion of the initial Business Combination, meaning that holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of the initial Business Combination. On any other matters submitted to a vote of the shareholders, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote, except that in a vote to continue the Company in a jurisdiction outside the Cayman Islands, holders of Class B ordinary shares will have ten votes per share and holders of Class A ordinary shares will have one vote per share, and except as required by law or the applicable stock exchange rules then in effect.

The founder shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$267,000,253	$267,000,253	$—	$—

Liabilities:
Public Warrants Liability	$10,005,825	$—	$—	$10,005,825
Private Placement Warrants Liability	7,457,439	—	—	7,457,439

	$17,463,264	$—	$—	$17,463,264

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liability on the Condensed Balance Sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date and March 31, 2021, due to the use of unobservable inputs.

The following table presents the changes Level 3 liabilities for the three months ended March 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants issued at IPO	16,228,167
Initial fair value of public and private warrants issued at over-allotment option exercise	982,514
Change in fair value of public and private warrants	252,583

Fair Value at March 31, 2021	$17,463,264

The key inputs into the Monte Carlo simulation as of March 25, 2021 and March 31, 2021 were as follows:

Inputs	(Initial Measurement) March 25, 2021	March 31, 2021
Risk-free interest rate	1.08%	1.18%
Expected term remaining (years)	6.08	6.06
Expected volatility	24.4%	24.4%
Share price	$9.632	$9.636

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 6, 2021, the Sponsor forfeited 512,500 founder shares for no consideration as a result of the underwriter not exercising the remainder of the over-allotment option.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rocket Internet Growth Opportunities Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Rocket Internet Growth Opportunities Sponsor GmbH. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an initial business combination target in any industry or region, we currently intend to focus on companies in the technology sector that can benefit from the expertise and capabilities of our management team in order to create long-term shareholder value. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2021, we had a net loss of approximately $848,000, which included a loss from operations of $34,000, offering cost expense allocated to warrants of $562,000, and a loss from the change in fair value of the warrant liability of $252,000. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside our trust account of approximately $1.8 million, and working capital of approximately $1.5 million. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through a payment of $25,000 capital contribution from our sponsor to cover certain offering costs on behalf of us in exchange for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor.

On March 25, 2021, we consummated our Initial Public Offering of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-fourth of one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $250,000,000. We granted Citigroup Global Markets Inc., the underwriter in the Initial Public Offering (the “Underwriter”), a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On March 26, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,700,000 units (the “Over-Allotment Units”), which purchase settled on March 30, 2021, generating gross proceeds of $17,000,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the private sale (the “Private Placement”) of an aggregate of 226,666 warrants (the “Private Placement Warrants”) to our sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $340,000, which was used to pay the underwriting discount of 2% of the over-allotment gross proceeds.

Transaction costs of the Initial Public Offering (including the partial exercise of the underwriter’s over-allotment option) amounted to $15,188,496 consisting of $5,340,000 of underwriting discount, $9,345,000 of deferred underwriting discount, and $503,496 of other offering costs.

Upon closing of the Initial Public Offering, the Private Placement, and the sale of the Over-Allotment Units, a total of $267.0 million ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the trust account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We evaluated the public warrants and private placement warrants in accordance with Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in our warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,667,932 ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, our management concluded that there was a material weakness related to the evaluation and review of complex accounting standards for equity transactions in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the errors in our financial statements described in this Quarterly Report had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings (loss) in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the SEC Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of February 4, 2021 to account for our warrants as liabilities measured at fair value, rather than equity securities. As a result of these events, we have identified a material weakness in our internal control over financial reporting. See Part I, Item 4 “Controls and Procedures” of this Quarterly Report.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 25, 2021, we consummated our Initial Public Offering of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-fourth of one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $250,000,000. We granted Citigroup Global Markets Inc., the underwriter in the Initial Public Offering (the “Underwriter”), a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On March 26, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 1,700,000 units (the “Over-Allotment Units”), which purchase settled on March 30, 2021, generating gross proceeds of $17,000,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the private sale (the “Private Placement”) of an aggregate of 226,666 warrants (the “Private Placement Warrants”) to our sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $340,000, which was used to pay the underwriting discount of 2% of the over-allotment gross proceeds.

The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252913). The SEC declared the registration statement effective on March 22, 2021.

The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $267,000,000 was placed in the Trust Account.

Transaction costs of the Initial Public Offering (including the partial exercise of the underwriter’s over-allotment option) amounted to $15,188,496 consisting of $5,340,000 of underwriting discount, $9,345,000 of deferred underwriting discount, and $503,496 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 22, 2021, by and between the Company and Citigroup Global Markets Inc., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

4.1	Warrant Agreement, dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.1	Letter Agreement, dated March 22, 2021, by and among the Company, its executive officers, its directors and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.2	Investment Management Trust Agreement, dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.3	Registration Rights Agreement, dated March 22, 2021, by and between the Company and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated March 22, 2021, by and between the Company and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.5	Administrative Services Agreement, dated March 22, 2021, by and between the Company and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.6	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-252913)).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

Date: May 24, 2021		/s/ Soheil Mirpour
	Name:	Soheil Mirpour
	Title:	Chief Executive Officer
(Principal Executive Officer)