Form 10-Q
period 2021-06-30
Rocket Internet Growth Opportunities Corp.
filed 2021-08-13
CIK 1844363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
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
the Exchange Act).    Yes  ☒    No  ☐
As of August 13, 2021, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
FORM 10-Q FOR
THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statements of Income for the three-months ended June 30, 2021 and for the period from January 27, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the period from January 27, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the period from January 27, 2021 (inception) through June 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safely Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	22

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
Assets:
Current assets
Cash	$1,001,295
Prepaid expenses	278,268

Total current assets	1,279,563
Other Assets	194,099
Cash and Securities held in Trust Account	267,004,311

Total Assets	$268,477,973

Liabilities and Shareholders’ Equity
Current liabilities
Accrued offering costs and expenses	$115,000
Due to related party	12,580

Total current liabilities	127,580
Deferred underwriting fee	9,345,000
Warrant liability	15,285,133

Total liabilities	24,757,713

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,872,025 shares at redemption value	238,720,250

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,827,975 shares issued and outstanding (excluding 23,872,025 shares subject to possible redemption)	283
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,675,000 shares issued and outstanding	668
Additional paid-in capital	3,806,328
Retained earnings	1,192,731

Total shareholders’ equity	5,000,010

Total Liabilities and Shareholders’ Equity	$268,477,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended June 30, 2021	For the period from January 27, 2021 (inception) through June 30, 2021
Operating costs	$141,258	$175,422

Loss from Operations	(141,258)	(175,422)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	4,058	4,311
Offering costs allocated to warrants	—	(561,706)
Change in fair value of warrant liability	2,178,131	1,925,548

Total other income	2,182,189	1,368,548

Net income	$2,040,931	$1,192,731

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,670,175	23,577,240

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	9,704,825	8,482,870

Basic and diluted net income per ordinary share, Non-redeemable Class A and Class B ordinary shares	$0.21	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED
STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity

	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 26,700,000 Units, net of underwriting discount and offering expenses	26,700,000	2,670	—	—	252,370,540	—	252,373,210
Sale of 4,893,333 Private Placement warrants	—	—	—	—	7,340,000	—	7,340,000
Initial classification of warrant liability	—	—	—	—	(17,210,681)	—	(17,210,681)
Net loss	—	—	—	—	—	(848,200)	(848,200)
Class A ordinary shares subject to possible redemption	(23,667,932)	(2,367)	—	—	(236,676,953)	—	(236,679,320)

Balance as of March 31, 2021 (unaudited)	3,032,068	$303	7,187,500	$719	$5,847,187	$(848,200)	$5,000,009
Forfeiture of Class B Ordinary Shares by Sponsor	—		(512,500)	(51)	51	—	—
Net income	—	—	—	—	—	2,040,931	2,040,931
Class A ordinary shares subject to possible redemption	(204,093)	(20)	—	—	(2,040,910)	—	(2,040,930)

Balance as of June 30, 2021 (unaudited)	2,827,975	$283	6,675,000	$668	$3,806,328	$1,192,731	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash flows from Operating Activities:
Net income	$1,192,731
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and on marketable securities held in Trust Account	(4,311)
Offering costs allocated to warrants	561,706
Change in fair value of warrant liability	(1,925,548)
Changes in operating assets and liabilities:
Prepaid expenses	(278,268)
Other assets	(194,099)
Accrued expenses	15,000
Due to related party	12,580

Net cash used in operating activities	(620,209)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(267,000,000)

Net cash used in investing activities	(267,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	261,660,000
Proceeds from sale of Private Warrants	7,340,000
Proceeds from issuance of Class B shares to Sponsor	25,000
Proceeds from issuance of promissory note to Sponsor	125,491
Payments on promissory note issued to Sponsor	(125,491)
Payment of deferred offering costs	(403,496)

Net cash provided by financing activities	268,621,504

Net change in cash	1,001,295
Cash, beginning of period	—

Cash, end of the period	$1,001,295

Supplemental disclosure of cash flow information:
Initial recognition of ordinary shares subject to possible redemption	$221,526,083

Change in ordinary shares subject to possible redemption	$17,194,167

Deferred underwriter fee charged to additional paid-in capital	$9,345,000

Initial recognition of warrant liability	$17,210,681

Accrued offering costs	$100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Note 1 — Organization and Business Operations
Rocket Internet Growth Opportunities Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 27, 2021 (“Inception”). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of June 30, 2021, the Company had not commenced any operations. All activity from Inception through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the change in fair value of the warrant liability.
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
Transaction costs of the IPO (including the partial exercise of the underwriter’s over-allotment option) amounted to $15,188,496 consisting of $5,340,000 of underwriting discount, $9,345,000 of deferred underwriting discount, and $503,496 of other offering costs. Of the total transaction costs $561,706 was reclassified to expense as non-operating
expense in that statement of income with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liability and the Class A ordinary shares.
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
The Company will provide holders of its Class A ordinary shares (the “public shareholders”) sold in the IPO (the “public shares”), with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount to
be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

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
Liquidity and Management’s Plan
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt about the Company’s ability to continue as a going concern has been alleviated.
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
Note 2 — Restatement of Previously Issued Financial Statements
On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value reported in earnings each period. Specifically, the SEC Statement focused on certain settlement terms and provisions in warrant agreements related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to those contained in the warrant agreement, dated as of March 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. The Company had previously accounted for its Private Placement Warrants and Public Warrants (collectively, the “Warrants”) as equity.
Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statements of operations did not include the subsequent non-cash changes
in estimated fair value of the Warrants, based on our application of FASB ASC
Topic 815-40, Derivatives
and Hedging, Contracts in Entity’s Own Equity
(“ASC 815-40”). The
views expressed in the SEC Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of
ASC 815-40 to
the warrant agreement. The Company reassessed its accounting for the Warrants and determined that the Warrants should be classified as liabilities measured at fair value upon issuance (the date of the consummation of the IPO), with subsequent changes in fair value reported in the Statements of Income each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 25, 2021, filed by the Company on
Form 8-K on
March 31, 2021, should be restated in this Note 2 to correct the impact of the misapplication of the accounting for the Warrants. The restatement resulted in a $16.2 million increase to the warrant liability line item and an offsetting decrease to the Class A ordinary shares subject to redemption mezzanine equity line item as of March 25, 2021. There is no change to total shareholders’ equity at any reported balance sheet date.

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
Article 10 of
Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from January 27, 2021 (inception) to February 1, 2021 as filed with the SEC on March 23, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 27, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of income. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The closing sales price of the public warrants reported on the New York Stock Exchange was $1.32 per warrant as of June 30, 2021.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the
ASC 340-10-S99-1. Offering costs
consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the warrant liability ($561,706) are expensed as incurred, and are presented as non-operating expenses
in the statement of income. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Share
Net income per share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period. The Company applies the two-class method
in calculating earnings per share. Shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase an aggregate of 11,568,333 ordinary shares sold in the Initial Public Offering and the private placement in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.
The Company’s condensed statement of income includes a presentation of income per share for Redeemable Class A Ordinary Shares in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted, for Redeemable Class A Ordinary Shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
Net income per share, basic and diluted, for
Non-Redeemable
Class A and Class B Ordinary Shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.

Non-Redeemable
Class A and Class B Ordinary Shares includes Founder Shares and non-redeemable
Class A ordinary shares as these shares do not have any redemption features.
Non-Redeemable
Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable
ordinary shares’ proportionate interest.

	Three Months Ended June 30, 2021	For the period from January 27, 2021 (inception) through June 30, 2021
Redeemable Class A Ordinary Shares
Interest earned on cash and marketable securities held in Trust Account	$4,058	$4,311

Net income allocable to redeemable Class A ordinary shares	$3,628	$3,854

Basic and diluted weighted average redeemable Class A shares outstanding	23,670,175	23,577,240

Basic and diluted net income per share	$0.00	$0.00

Non-redeemable Class A and Class B Ordinary Shares
Net income	$2,040,931	$1,192,731
Less: Income attributable to ordinary shares subject to possible redemption	(3,628)	(3,854)

Adjusted net income	$2,037,303	$1,188,877

Weighted average shares outstanding, basic and diluted	9,704,825	8,482,870

Basic and diluted net income per ordinary share	$0.21	$0.14

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

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 27, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60 th
) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption from registration. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrant multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume-weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may call the warrants for redemption:

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
Once the warrants become exercisable, the Company may call the warrants for redemption:

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
Due to Related Party
Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended June 30, 2021, the Company has recorded an aggregate of $32,580 in service fee expense with a balance owed to the Sponsor of $12,580, at June 30, 2021.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Through June 30, 2021, the Company made no borrowings under the Working Capital Loans.
Note 7 — Commitments and Contingencies
Underwriting Agreement
The underwriter had
a 45-day option
from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. As of June 30, 2021, the remaining over-allotment option has expired.

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
Note 8 — Shareholders’ Equity
Preferred Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 2,827,975 shares issued and outstanding, excluding 23,872,025 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2021, there were 6,675,000 Class B ordinary shares issued and outstanding.
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

Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$267,004,311	$267,004,311	$—	$—

Liabilities:
Public Warrants Liability	$8,811,000	$8,811,000	$—	$—
Private Placement Warrants Liability	6,474,133	—	—	6,474,133

	$15,285,133	$8,811,000	$—	$6,474,133

The Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within the warrant liability on the Condensed Balance Sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Condensed Statement of Income.
The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of June 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on the New York Stock Exchange since May 31, 2021, under the trading symbol RKTAW. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2021 due to the use of unobservable inputs. During the period ended June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the period ended June 30, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants issued at IPO	16,228,167
Initial fair value of public and private warrants issued at over-allotment option exercise	982,514
Change in fair value of public and private warrants	(1,925,548)
Transfer of public warrants to Level 1	(8,811,000)

Fair Value at June 30, 2021	$6,474,133

Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable SPAC warrants that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term.
The key inputs into the Monte Carlo simulation as of March 25, 2021 and June 30, 2021 were as follows:

Inputs	(Initial Measurement) March 25, 2021	June 30, 2021
Risk-free interest rate	1.08%	1.01%
Expected term remaining (years)	6.08	5.82
Expected volatility	24.4%	31.1%
Share price	$9.632	$9.700
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Results of Operations and Known Trends or Future Events
For the six months ended June 30, 2021, we had a net income of approximately $1.2 million, which included a loss from operations of approximately $175,000, offering cost expense allocated to warrants of approximately $562,000, fully offset by a gain from the change in fair value of the warrant liability of approximately $1,926,000, and interest income on cash and marketable securities held in Trust Account of approximately $4,000. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity and Capital Resources
As of June 30, 2021, we had cash outside our trust account of approximately $1.0 million, and working capital of approximately $1.2 million. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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

Off-Balance Sheet Arrangements;
Commitments and Contractual Obligations
As of June 30, 2021, we did not
have any off-balance sheet arrangements
as defined in
Item 303(a)(4)(ii) of Regulation S-K and did
not have any commitments or contractual obligations.
As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies
We have identified the following critical accounting policies:
Use of Estimates
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,872,025 ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Net Income Per Ordinary Share
We apply
the two-class method
in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per common share, basic and diluted for
Class B non-redeemable ordinary
shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of
Class B non-redeemable ordinary
shares outstanding for the periods presented.
Recent Accounting Standards
In August 2020, the FASB issued ASU 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 27, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” as defined by Item 10 of
Regulation S-K, the
Company is not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and 15d-15 (e) under
the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, our management concluded that there was a material weakness related to the evaluation and review of complex accounting standards for equity transactions in internal control over financial reporting as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led our management to conclude that there was a material weakness in our internal control over financial reporting, as described above, and our remediation efforts described below. In light of the material weakness, our personnel and third-party professionals with whom we consult regarding complex accounting applications have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management continues to assess the effectiveness of these analyses as we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As a “smaller reporting company” as defined by Item 10 of
Regulation S-K, the
Company is not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

Date: August 13, 2021		/s/ Soheil Mirpour
	Name:	Soheil Mirpour
	Title:	Chief Executive Officer (Principal Executive Officer)