Form 10-Q
period 2021-09-30
Rocket Internet Growth Opportunities Corp.
filed 2021-11-18
CIK 1844363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
the Exchange Act).    Yes  ☒    No  ☐
As of
 November 18
, 2021, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
FORM 10-Q FOR
THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Income for the three-months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) for the period from January 27, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the period from January 27, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safely Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Signatures	25

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Current assets
Cash	$937,867
Prepaid expenses	273,008

Total current assets	1,210,875
Other Assets	126,967
Cash and Securities held in Trust Account	267,008,413

Total Assets	$268,346,255

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$150,000
Due to related party	12,580

Total current liabilities	162,580
Deferred underwriting fee	9,345,000
Warrant liability	9,197,071

Total liabilities	18,704,651

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 26,700,000 shares at redemption value	267,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 26,700,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,675,000 shares issued and outstanding	668
Additional paid-in capital	—
Accumulated deficit	(17,359,064)

Total shareholders’ deficit	(17,358,396)

Total Liabilities and Shareholders’ Deficit	$268,346,255

The accompanying notes are an integral part
of
these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from January 27, 2021 (inception) through September 30, 2021
Operating costs	$170,820	$346,242

Loss from Operations	(170,820)	(346,242)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	4,102	8,413
Offering costs allocated to warrants	—	(561,706)
Change in fair value of warrant liability	6,088,062	8,013,610

Total other income	6,092,164	7,460,317

Net income	$5,921,344	$7,114,075

Weighted average shares outstanding, Class A ordinary shares	26,700,000	20,497,166

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.18	$0.26

Weighted average shares outstanding, Class B ordinary shares	6,675,000	6,440,081

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.18	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

		Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	(Accumulated Deficit)	Total Shareholder’s Deficit
		Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (inception)		—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor		—	—	7,187,500	719	24,281	—	25,000
Sale of 26,700,000 Units, net of underwriting discount and offering expenses		26,700,000	2,670	—	—	252,370,540	—	252,373,210
Sale of 4,893,333 Private Placement warrants		—	—	—	—	7,340,000	—	7,340,000
Initial classification of warrant liability		—	—	—	—	(17,210,681)	—	(17,210,681)
Net loss		—	—	—	—	—	(848,200)	(848,200)
Change in Class A ordinary shares subject to possible redemption (Restated-see Note 2)		(26,700,000)	(2,670)	—	—	(242,524,140)	(24,473,190)	(267,000,000)

Balance as of March 31, 2021	(Restated-see Note 2)	—	$—	7,187,500	$719	$—	$(25,321,390)	$(25,320,671)
Forfeiture of Class B ordinary shares by Sponsor		—		(512,500)	(51)	—	51	—
Net income		—	—	—	—	—	2,040,931	2,040,931

Balance as of June 30, 2021	(Restated-see Note 2)	—	$—	6,675,000	$668	$—	$(23,280,408)	$(23,279,740)
Net income		—	—	—	—	—	5,921,344	5,921,344

Balance as of September 30, 2021		—	$—	6,675,000	$668	—	$(17,359,064)	$(17,358,396)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from Operating Activities:
Net income	$7,114,075
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and on marketable securities held in Trust Account	(8,413)
Offering costs allocated to warrants	561,706
Change in fair value of warrant liability	(8,013,610)
Changes in operating assets and liabilities:
Prepaid expenses	(273,007)
Other assets	(126,967)
Accrued expenses	50,000
Due to related party	12,580

Net cash used in operating activities	(683,637)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(267,000,000)

Net cash used in investing activities	(267,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	261,660,000
Proceeds from sale of Private Warrants	7,340,000
Proceeds from issuance of Class B shares to Sponsor	25,000
Proceeds from issuance of promissory note to Sponsor	125,491
Payments on promissory note issued to Sponsor	(125,491)
Payment of deferred offering costs	(403,496)

Net cash provided by financing activities	268,621,504

Net change in cash	937,867
Cash, beginning of period	—

Cash, end of the period	$937,867

Supplemental disclosure of cash flow information:
Initial recognition of ordinary shares subject to possible redemption including overallotment	$267,000,000

Deferred underwriter fee charged to additional paid-in capital	$9,345,000

Initial recognition of warrant liability	$17,210,681

Accrued offering costs	$100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity from Inception through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the change in fair value of the warrant liability.
The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of
25,000,000
units (the “Units”). On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional
1,700,000
Units, which purchase settled on March 30, 2021, at $
10.00
per Unit, generating aggregate gross proceeds of $
267,000,000
, which is discussed in Note 4. Each Unit consists of one Class A ordinary share and one-fourth
of a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $
11.50
per share.
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
Transaction costs of the IPO (including the partial exercise of the underwriter’s over-allotment option) amounted to $
15,188,496
consisting of $
5,340,000
of underwriting discount, $
9,345,000
of deferred underwriting discount, and $
503,496
of other offering costs. Of the total transaction costs $
561,706
was reclassified to expense as
non-operating
expense in that statement of income with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liability and the Class A ordinary shares.
Following consummation of the IPO on March 25, 2021 and the settlement of the partial exercise of the over-allotment on March 30, 2021, an aggregate of $
267,000,000
($
10.00
per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of
185
days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business
Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem
100
% of the public shares if the Company does not complete the initial Business Combination prior to
March 25, 2023 (the “Combination Period”) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial

Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

The Company
will provide holders of its Class A ordinary shares (the “public shareholders”) sold in the IPO (the “public shares”), with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $
10.00
per public
share. The per-share amount to
be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.
If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $
100,000
of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
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

Note 2 — Restatement of Previously Issued Financial Statements
In certain of the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity in excess of

$5,000,000
on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least
$5,000,001.
Thus, the Company believed that it was appropriate to classify the portion of its public shares required to maintain shareholders’ equity in excess of
$5,000,000
as “shares not subject to redemption.”
However, in connection with the preparation of this Quarterly Report, management re-evaluated
the Company’s application of ASC
480-10-99S
to its accounting classification of public shares in light of recent comment letters issued by the Staff of the SEC to certain special purpose acquisition companies. Upon such re-evaluation,
management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and determined that the related impacts were material to its previously presented financial statements. Therefore, management, in consultation with the Company’s Audit Committee, concluded that its affected previously issued financial statements should be restated to report all public shares as temporary equity. The Company is restating those periods in this Quarterly Report.
Impact of the
Restatement
The impact to the balance sheet as of March 25, 2021, the balance sheet as of March 31, 2021 and the balance sheet as of June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 25, 2021 (as restated in footnote 2 of form 10-Q filed on May 24, 2021)
Ordinary shares subject to possible redemption	$221,526,083	$28,473,917	$250,000,000
Class A Ordinary shares, $0.0001 par value	284	(284)	—
Class B Ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	5,577,957	(5,577,957)	—
Accumulated Deficit	(578,957)	(22,895,676)	(23,474,633)

Total Shareholders’ Equity (Deficit)	$5,000,003	$(28,473,917)	$(23,473,914)

Number of shares subject to redemption	22,152,608	2,847,392	25,000,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Ordinary shares subject to possible redemption	$236,679,320	$30,320,680	$267,000,000
Class A Ordinary shares, $0.0001 par value	303	(303)	—
Class B Ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	5,847,187	(5,847,187)	—
Accumulated Deficit	(848,200)	(24,473,190)	(25,321,390)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(30,320,680)	$(25,320,671)

Number of shares subject to redemption	23,667,932	3,032,068	26,700,000

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 24, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	22,369,083	(19,608,146)	2,760,938
Basic and diluted net loss per share, Redeemable Class A ordinary shares	$—	$(0.10)	$(0.10)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,598,160	(829,801)	5,768,359
Basic and diluted net loss per shares, Non-redeemable Class A and Class B ordinary shares	$(0.13)	$(0.03)	$(0.10)

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 13, 2021)
Ordinary shares subject to possible redemption	$238,720,250	$28,279,750	$267,000,000
Class A Ordinary shares, $0.0001 par value	283	(283)	—
Class B Ordinary shares, $0.0001 par value	668	—	668
Additional Paid in Capital	3,806,328	(3,806,328)	—
Accumulated Deficit	1,192,731	(24,473,139)	(23,280,408)

Total Shareholders’ Equity (Deficit)	$5,000,010	$(28,279,750)	$(23,279,740)

Number of shares subject to redemption	23,872,025	2,827,975	26,700,000

Statement of Income for the three months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	23,670,175	3,029,825	26,700,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$0.06	$0.06
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	9,704,825	(3,029,825)	6,675,000
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.21	$(0.15)	$0.06

Statement of Income for the period from January 27, 2021 (Inception) to June 30, 2021 (per form 10-Q filed on August 13, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	23,577,240	(6,761,756)	16,815,484
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$0.05	$0.05
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	8,482,870	(2,182,225)	6,300,645
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.14	$(0.09)	$0.05
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
Article 10 of
Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from January 27, 2021 (inception) to February 1, 2021 as filed with the SEC on March 23, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of income. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The closing sales price of the public warrants reported on the New York Stock Exchange was $0.79 per warrant as of September 30, 2021.
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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” All of the Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$267,000,000
Less:
Proceeds allocated to Public Warrants	(9,874,575)
Class A ordinary share issuance costs	(14,626,790)
Plus:
Remeasurement of carrying value to redemption value	24,501,365

Class A ordinary shares subject to possible redemption	$267,000,000

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Net Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
The Company’s condensed statement of income applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.
Reconciliation of Net Income per Share
The Company’s net income is adjusted for the portion of net income that is allocable to each class of ordinary shares. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per ordinary share is calculated as follows:

	Three Months Ended September 30, 2021	For the period from January 27, 2021 (inception) through September 30, 2021

Net income per share for Class A ordinary shares:
Net income	$5,921,345	$7,114,076
Less: Allocation of income to Class B ordinary shares	1,184,269	1,700,813

Adjusted net income	$4,737,076	$5,413,263

Weighted average shares outstanding of Class A ordinary shares	26,700,000	20,497,166

Basic and diluted net income per share, Class A ordinary shares	$0.18	$0.26

Net income per share for Class B ordinary shares:
Net income	$5,921,345	$7,114,076
Less: Allocation of income to Class A ordinary shares	4,737,076	5,413,263

Adjusted net income	$1,184,269	$1,700,813

Weighted average shares outstanding of Class B ordinary shares	6,675,000	6,440,081

Basic and diluted net income per share, Class B ordinary shares	$0.18	$0.26

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

Note 4 — Initial Public Offering
Public Units
On March 25, 2021, the
Company initially
sold 25,000,000 Units, and on March 26, 2021, the underwriter partially exercised its over-allotment option to purchase an additional 1,700,000 Units, which purchase settled on March 30, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $267,000,000. Each Unit consists of one Class A ordinary share and one-fourth of
a redeemable warrant (the “Public Warrants”).
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
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to: (i) waive their redemption rights with respect to their founder shares (described in Note 5) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’
rights or pre-initial Business Combination
activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business

Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the initial Business Combination
.
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
Due to Related Party
Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended September 30, 2021, the Company has recorded an aggregate of $62,580 in service fee expense with a balance owed to the Sponsor of $12,580, at September 30, 2021.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Through September 30, 2021, the Company made no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies
Underwriting Agreement
The underwriter had
a 45-day option
from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. As of September 30, 2021, the remaining over-allotment option has expired.
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
Note 8 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no shares issued and outstanding, excluding 26,700,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2021, there were 6,675,000 Class B ordinary shares issued and outstanding.
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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$267,008,413	$267,008,413	$—	$—

Liabilities:
Public Warrants Liability	$5,273,250	$5,273,250	$—	$—
Private Placement Warrants Liability	3,923,821	—	—	3,923,821

	$9,197,071	$5,273,250	$—	$3,923,821

The Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within the warrant liability on the Condensed Balance Sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Condensed Statement of Income.
The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of September 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on the New York Stock Exchange since May 31, 2021, under the trading symbol RKTAW. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2021 due to the use of unobservable inputs. During the period ended September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the period ended September 30, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants issued at IPO	16,228,167
Initial fair value of public and private warrants issued at over-allotment option exercise	982,514
Change in fair value of public and private warrants	(1,925,548)
Transfer of public warrants to Level 1	(8,811,000)

Fair Value at June 30, 2021	6,474,133
Change in fair value of private warrants	(2,550,312)

Fair Value at September 30, 2021	$3,923,821

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
The key inputs into the Monte Carlo simulation as of March 25, 2021 and September 30, 2021 were as follows:

Inputs	(Initial Measurement) March 25, 2021	September 30, 2021
Risk-free interest rate	1.08%	1.15%
Expected term remaining (years)	6.08	6.00
Expected volatility	24.4%	13.60%
Share price	$9.632	$9.77
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
In connection with the preparation of this Quarterly Report, management re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon such re-evaluation,
management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 2 to the condensed financial statements included in Item 1, Financial Statements of this Quarterly Report.

Results of Operations and Known Trends or Future Events
For the nine months ended September 30, 2021, we had a net income of approximately $7.1 million, which included a loss from operations of approximately $346,000, offering cost expense allocated to warrants of approximately $562,000, fully offset by a gain from the change in fair value of the warrant liability of approximately $8.0 million, and interest income on cash and marketable securities held in Trust Account of approximately $8,000. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity and Capital Resources
As of September 30, 2021, we had cash outside our trust account of approximately $938,000, and working capital of approximately $1.0 million. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
As of September 30, 2021, we did not
have any off-balance sheet arrangements
as defined in
Item 303(a)(4)(ii) of Regulation S-K and did
not have any commitments or contractual obligations.
As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
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
Warrant Liability
We evaluated the public warrants and private placement warrants in accordance with ASC Topic
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in our warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Income in the period of change.

Class A Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
Our condensed statement of income applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
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
Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” as defined by Item 10 of
Regulation S-K, the
Company is not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in

Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and 15d-15 (e) under
the Exchange Act) were not effective, due to the previously identified material weakness in our internal control over financial reporting, described in Item 4, “Controls and Procedures” in our Quarterly Report on Form
10-Q,
filed with the SEC on May 24, 2021, and due to the restatement of certain our previously issued financial statements to reflect the reclassification of our redeemable Class A ordinary shares, as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In connection with the preparation of this Quarterly Report, management re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon such re-evaluation,
management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that certain of our previously issued financial statements should be restated to reflect the reclassification, as discussed in Note 2 to the condensed financial statements included in Item 1, “Financial Statements” of this Quarterly Report.
As a result, our management concluded that there was a material weakness related to the evaluation and review of complex accounting standards for equity transactions in internal control over financial reporting as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led our management to conclude that our previously issued financial statements should be restated to reflect the reclassification of our redeemable Class A ordinary shares, , as described above, and our remediation efforts described below. In light of the material weakness described above, our personnel and third-party professionals with whom we consult regarding complex accounting applications continue to perform additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. We plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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
As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to our evaluation and review of complex accounting standards for equity transactions, and we have restated certain of our previously issued financial statements in this Quarterly Report. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to our condensed financial statements and Part I., Item 4. “Controls and Procedures” in this Quarterly Report.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to take steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

Date: November 18, 2021		/s/ Soheil Mirpour
	Name:	Soheil Mirpour
	Title:	Chief Executive Officer (Principal Executive Officer)