Form 10-Q
period 2022-03-31
Rocket Internet Growth Opportunities Corp.
filed 2022-05-16
CIK 1844363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
16,
 2022, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Cash	$800,998	$904,957
Prepaid expense	260,502	270,569

Total current assets	1,061,500	1,175,526
Other Assets	—	59,835
Investments held in Trust Account	267,035,268	267,013,476

TOTAL ASSETS	$268,096,768	$268,248,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$451,845	$381,140

Total current liabilities	451,845	381,140
Deferred underwriting fee	9,345,000	9,345,000
Warrant liabilities	4,426,876	8,848,042

Total Liabilities	14,223,721	18,574,182

Commitments Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 26,700,000 shares and 26,700,000 shares at March 31, 2022 and December 31, 2021, respectively (at redemption value of $10.00 per share)	267,035,268	267,013,476
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding		—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,700,000 shares subject to possible redemption)		—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,675,000 and 6,675,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	668	668
Additional paid-in capital	—	—
Accumulated deficit	(13,162,889)	(17,339,489)

Total Shareholders’ Deficit	(13,162,221)	(17,338,821)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$268,096,768	$268,248,837

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from January 27, 2021 (inception) through March 31, 2021
Formation and Operating Costs	$244,565	$34,164

Loss from operations	(244,565)	(34,164)
Other Income (expense):
Interest earned on cash and marketable securities held in Trust Account	21,792	253
Transaction costs allocable to warrants	—	(561,706)
Unrealized gain (loss) on FV changes of warrants	4,421,166	(252,583)

Total other income (expense)	4,442,958	(814,036)

Net income (loss)	$4,198,392	$(848,200)

Weighted average shares outstanding, Redeemable Class A ordinary shares	26,700,000	2,760,938

Basic and diluted net income (loss) per ordinary share, Redeemable Class A ordinary shares	$0.13	$(0.10)

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	6,675,000	5,768,359

Basic and diluted net income (loss) per ordinary share, Non-redeemable Class B ordinary shares	$0.13	$(0.10)

See accompanying notes to the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

					Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	6,675,000	$668	$—	$(17,339,489)	$(17,338,821)
Net Income	—	—	—	—	—	4,198,392	4,198,392

Remeasurement of Class A ordinary shares subject to possible redemption						(21,792)	(21,792)

Balance as of March 31, 2022	—	$—	6,675,000	$668	$—	$(13,162,889)	$(13,162,221)

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,281)	(24,486,667)	(24,510,948)
Net loss	—	—	—	—	—	(848,200)	(848,200)

Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(25,334,867)	$(25,334,148)

See accompanying notes to the unaudited condensed financial statement

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022		For the period from January 27, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)		$4,198,392	$(848,200)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account		(21,792)	(253)
Transaction costs incurred in connection with Initial Public Offering		—	561,706
Unrealized gain/loss on FV changes of warrants		(4,421,166)	252,583
Changes in current assets and current liabilities:
Prepaid assets		10,067	(553,200)
Other Assets		59,835
Accounts payable and accrued expense		70,705	532,679
Due to related parties		—	2,580

Net cash used in operating activities		(103,959)	(52,105)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account		—	(267,000,000)

Net cash used in investing activities		—	(267,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees		—	261,660,000
Proceeds from promissory note – related party		—	125,491
Proceeds from issuance of Class B shares to initial shareholders		—	25,000
Proceeds from private placement		—	7,340,000
Repayment of Sponsor loan		—	(125,491)
Payments of offering costs		—	(131,496)

Net cash provided by financing activities		—	268,893,504
Net Change in Cash		(103,959)	1,841,399
Cash – Beginning		904,957	—

Cash – Ending		$800,998	$1,841,399

Supplemental Disclosure of Non-cash Financing Activities:

Deferred underwriting commissions charged to additional paid in capital		$—	$9,345,000

Original value of Class A ordinary shares subject to possible redemption		$—	$221,526,083

Change in value of Class A ordinary shares subject to possible redemption	$		$15,153,237

Initial classification of warrant liability		$—	$17,210,681

Accrued offering costs		$—	$372,000

See accompanying notes to the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
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
As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the change in fair value of the warrant liability.
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
Liquidity and Going Concern Consideration
As of March 31, 2022, the Company had $800,998 in its operating bank account and working capital of $609,655.
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
If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. The Company is within 12 months of its mandatory liquidation as of the time of filing this
10-
Q
.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$267,000,000	$267,000,000
Less:
Proceeds allocated to Public Warrants	(9,874,575)	(9,874,575)
Class A ordinary shares issuance costs	(14,626,790)	(14,626,790)
Plus:
Remeasurement of carrying value to redemption value	24,501,365	24,501,365
Interest earned on investments held in Trust account	21,791	13,476

Class A ordinary shares subject to possible redemption	$267,035,268	$267,013,476

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of
 March 31, 2022 and
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
The Company’s statement of income applies the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per ordinary share because the redemption value approximates fair value.
Reconciliation of Net Income (Loss) per Ordinary Share
The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of ordinary shares. The allocable net income (loss) is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	For the three months ended March 31, 2022	For the period from January 27, 2021 (inception) through March 31, 2021
Net income (loss) per share for Class A ordinary shares:
Net income	$4,198,392	$(848,200)
Less: Allocation of income to Class B ordinary shares	839,678	(573,637)
Adjusted net income (loss)	$3,358,714	$(274,563)
Weighted average shares outstanding of Class A ordinary shares	26,700,000	2,760,938
Basic and diluted net income per share, Class A ordinary shares	$0.13	$(0.10)
Net income (loss) per share for Class B ordinary shares:
Net income (loss)	$4,198,392	$(848,200)
Less: Allocation of income (loss) to Class A ordinary shares	3,358,714	(274,563)
Adjusted net income (loss)	$839,678	$(573,637)
Weighted average shares outstanding of Class B ordinary shares	6,675,000	5,768,359
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.10)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU
2020-06
on January 27, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
Administrative Support Agreement
Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $2,580 in fees for these services, of which $30,000 and $2,580 is included in account payables in the accompanying condensed balance sheets.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Through March 31, 2022, the Company made no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies
Underwriting Agreement
The underwriter had
a 45-day option
from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. As of March 31, 2022, the remaining over-allotment option has expired.
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
Note 7 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 26,700,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2022 and December 31, 2021, there were 6,675,000 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$267,035,268	$267,035,268	$—	$—
Liabilities:
Public Warrants Liability	$2,547,848	$2,547,848	$—	$—
Private Placement Warrants Liability	1,879,028	—	—	1,879,028
	$4,426,876	$2,547,848	$—	$4,426,876
The following table presents information about the Company’s asset and liabilities that were measured at fair value on December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

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
The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of March 31, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on the New York Stock Exchange since May 31, 2021, under the trading symbol RKTAW. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2022 due to the use of unobservable inputs. During the three months ended March 31, 2022, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the period ended March 31, 2022:

Fair Value at January 27, 2021 (inception)	$—
Initial fair value of public and private warrants issued at IPO	16,228,167
Initial fair value of public and private warrants issued at over-allotment option exercise	982,514
Change in fair value of public and private warrants	(1,925,548)
Transfer of public warrants to Level 1	(8,811,000
Fair Value at June 30, 2021	6,474,133
Change in fair value of private warrants	(2,550,312)
Fair Value at September 31, 2021	3,923,821
Change in fair value of private warrants	(148,779)
Fair Value at December 31, 2021	$3,775,042
Change in fair value of private warrants	(1,896,014)
Fair Value at March 31, 2022	4,426,876
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
The key inputs into the Monte Carlo simulation as of March 31, 2022 and December 31, 2021 were as follows:

Inputs	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.35%
Expected term remaining (years)	5.68	5.95
Expected volatility	6.2%	13.10%
Share price	$9.80	$9.80
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Results of Operations and Known Trends or Future Events
For the three months ended March 31, 2022, we had net income of $4,198,392, which included income from the change in fair value of the warrant liability of $4,421,166, and Interest earned on investments held in Trust Account of $21,792, partially offset by loss from operations of $244,565. Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

For the period from January 27, 2021 (inception) through March 31, 2021, we had a net loss of approximately $848,000, which included a loss from operations of $34,000, offering cost expense allocated to warrants of $562,000, and a loss from the change in fair value of the warrant liability of $252,000. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity, Capital Resources and Going Concern Consideration
As of March 31, 2022, we had cash outside our trust account of $800,998, and working capital of approximately $609,655. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
As of March 31, 2022, we did not
have any off-balance sheet arrangements
as defined in
Item 303(a)(4)(ii) of Regulation S-K and did
not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.
Commitments and Contractual Obligations
As of March 31, 2022, we did not have any long-term debt, capital, or operating lease obligations.
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
Net Income (Loss) Per Ordinary Share
We apply
the two-class method
in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for
Class B non-redeemable ordinary
shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of
Class B non-redeemable ordinary
shares outstanding for the periods presented.
Our statement of income applies the
two-class
method in calculating net income per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU
2020-06
on January 27, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, our management concluded that there was a material weakness related to the evaluation and review of complex accounting standards for equity transactions in internal control over financial reporting as of March 31, 2022. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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
PART
II-OTHER
INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
During the period covered by this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2022, except as described below.
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
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations.
Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

Date: May 16, 2022		/s/ Soheil Mirpour
	Name:	Soheil Mirpour
	Title:	Chief Executive Officer (Principal Executive Officer)