Form 10-Q
period 2022-06-30
Rocket Internet Growth Opportunities Corp.
filed 2022-08-22
CIK 1844363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:

001-40268

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boundary Hall Cricket Square Grand Cayman Cayman Islands (Address of principal executive offices)	KY1-1102 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2

of
the Exchange Act).     Yes  ☒    No  ☐
As of August
1
9
, 2022, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS:
Cash	$758,698	$904,957
Prepaid expense	194,099	270,569

Total current assets	952,797	1,175,526
Other assets	—	59,835
Investments held in Trust Account	267,414,500	267,013,476

TOTAL ASSETS	$268,367,297	$268,248,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$569,858	$381,140

Total current liabilities	569,858	381,140

Deferred underwriting fee	9,345,000	9,345,000
Warrant liabilities	2,008,835	8,848,042

Total Liabilities	11,923,693	18,574,182

Commitments Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 26,700,000 shares at June 30, 2022 and December 31, 202 1 (at redemption value of $10.00 per share)	267,414,500	267,013,476
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,700,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,675,000 and 6,675,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	668	668
Additional paid-in capital	—	—
Accumulated deficit	(10,971,564)	(17,339,489)

Total Shareholders’ Deficit	(10,970,896)	(17,338,821)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$268,367,297	$268,248,837

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 27, 2021 (Inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$226,717	$141,258	$471,282	$175,422

Loss from operations	(226,717)	(141,258)	(471,282)	(175,422)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	379,232	4,058	401,024	4,311
Transaction costs allocable to warrants	—	—		(561,706)
Unrealized gain on fair value changes of warrants	2,418,041	2,178,131	6,839,207	1,925,548

Total other income, net	2,797,273	2,182,189	7,240,231	1,368,153

Net income	$2,570,556	$2,040,931	$6,768,949	$1,192,731

Weighted average shares outstanding, Redeemable Class A ordinary shares	26,700,000	26,700,000	26,700,000	16,815,484

Basic and diluted net income per ordinary share, Redeemable Class A ordinary shares	$0.08	$0.06	$0.20	$0.05

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	6,675,000	6,675,000	6,675,000	6,300,645

Basic and diluted net income per ordinary share, Non-redeemable Class B ordinary shares	$0.08	$0.06	$0.20	$0.05

See accompanying notes to the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	6,675,000	$668	$—	$(17,339,489)	$(17,338,821)
Net incom e	—	—	—	—	—	4,198,393	4,198,393
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(21,792)	(21,792)

Balance as of March 31, 2022	—	—	6,675,000	668	—	(13,162,888)	(13,162,220)
Net income	—	—	—	—	—	2,570,556	2,570,556
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(379,232)	(379,232)

Balance as of June 30, 2022	—	$—	6,675,000	$668	$—	$(10,971,564)	$(10,970,896)

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,281)	(24,473,190)	(24,497,471)
Net loss	—	—	—	—	—	(848,200)	(848,200)

Balance as of March 31, 2021	—	—	7,187,500	719	—	(25,321,390)	(25,320,671)
Forfeiture of Class B shares by Sponsor	—	—	(512,500)	(51)	—	51	—
Net income	—	—	—	—	—	2,040,931	2,040,931

Balance as of June 30, 2021	—	$—	6,675,000	$668	$—	$(23,280,408)	$(23,279,740)

See accompanying notes to the unaudited condensed financial statement

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the period from January 27, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:

Net income	$6,768,949	$1,192,731
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(401,024)	(4,311)
Transaction costs incurred in connection with Initial Public Offering	—	561,706
Unrealized loss on fair value changes of warrants	(6,839,207)	(1,925,548)
Changes in current assets and current liabilities:
Prepaid assets	76,470	(278,268)
Other assets	59,835	(194,099)
Accounts payable and accrued expense	188,718	15,000
Due to related parties	—	12,580

Net cash used in operating activities	(146,259)	(620,209)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(267,000,000)

Net cash used in investing activities	—	(267,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	261,660,000
Proceeds from promissory note – related party	—	125,491
Proceeds from issuance of Class B shares to initial shareholders	—	25,000
Proceeds from private placement	—	7,340,000
Repayment of Sponsor loan	—	(125,491)
Payments of offering costs	—	(403,496)

Net cash provided by financing activities	—	268,621,504

Net Change in Cash	(146,259)	1,001,295
Cash – Beginning	904,957	—

Cash – Ending	$758,698	$1,001,295

Supplemental Disclosure of Non-cash Financing Activities:

Deferred underwriting commissions charged to additional paid in capital	$—	$9,345,000

Original value of Class A ordinary shares subject to possible redemption	$—	$221,526,083

Change in value of Class A ordinary shares subject to possible redemption	$401,024	$17,194,167

Initial classification of warrant liability	$—	$17,210,681

Accrued offering costs	$—	$100,000

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
As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the change in fair value of the warrant liability.
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

The Company will provide holders of its Class A ordinary shares (the “public shareholders”) sold in the IPO (the “public shares”), with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their public shares at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount to
be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.
If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
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
Liquidity and Going Concern Consideration
As of June 30, 2022, the Company had $758,698 in its operating bank account and working capital of $382,939.
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
If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. The Company is within 12 months of its mandatory liquidation as of the time of filing this
10-Q.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update
(“ASU”) 2014-15,“Disclosures

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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s
Form10-K
for the year ended December 31, 2021 as filed with the SEC on
 April 14
, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and
ASC815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company accounts for its 11,568,333 ordinary share warrants issued in connection with its Initial Public Offering (6,675,000) and Private Placement (4,893,333) as derivative warrant liabilities in accordance with
ASC815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of income. (See Note 8).
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the
ASC 340-10-S99-1. Offering costs
consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the warrant liability ($561,706) are expensed as incurred and are presented as non-operating expenses
in the statement of income. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption
All of the 26,700,000 Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.
As of June 30, 2022 and December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$267,000,000
Less:
Proceeds allocated to Public Warrants	(9,874,575)
Class A ordinary shares issuance costs	(14,626,790)
Plus:
Remeasurement of carrying value to redemption value	24,501,365
Interest earned on investments held in Trust account	13,476

Class A ordinary shares subject to possible redemption, 12/31/2021	267,013,476
Interest earned on investments held in Trust account	401,024

Class A ordinary shares subject to possible redemption, 06/30/2022	$267,414,500

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income
t
axes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
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
The Company’s net income is adjusted for the portion of net income (loss) that is allocable to each class of ordinary shares. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per ordinary share is calculated as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 27, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income per share for Class A ordinary shares:
Net income	$2,570,556	$2,570,556	$2,040,931	$2,040,931	$6,768,949	$6,768,949	$1,192,731	$1,192,731
Less: Allocation of income to Class B ordinary shares	514,111	2,056,445	408,186	1,632,745	1,353,790	5,415,159	325,097	867,634

Adjusted net income	2,056,445	514,111	1,632,745	408,186	5,415,159	1,353,790	867,634	325,097

Weighted average shares outstanding of Class A ordinary shares	26,700,000	6,675,000	26,700,000	6,675,000	26,700,000	6,675,000	16,815,484	6,300,645

Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.08	$0.06	$0.06	$0.20	$0.20	$0.05	$0.05

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
Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted
ASU2020-06
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
Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption(the “30-day redemption period”) to each warrant holder; and

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
Administrative Support Agreement
Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services.
For the three months ended June 30, 2021 and for the period from January 27, 2021 (Inception) through June 30, 2021, the Company has recorded an aggregate of $30,000 and $32,580 in service fee expense with a balance owed to the Sponsor of $10,000 and $12,580, at June 30, 2021.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Through June 30, 2022, the Company made no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies
Underwriting Agreement
The underwriter had
a 45-day option
from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. As of June 30, 2022, the remaining over-allotment option has expired.
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
Note 7 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 26,700,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2022 and December 31, 2021, there were 6,675,000 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$267,414,500	$267,414,500	$—	$—
Liabilities:
Public Warrants Liability	$1,156,778	$1,156,778	$—	$—
Private Placement Warrants Liability	852,057	—	—	852,057

	$2,008,835	$1,156,778	$—	$852,057

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
The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of June 30, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on the New York Stock Exchange since May 31, 2021, under the trading symbol RKTAW. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2022 due to the use of unobservable inputs. During the three months ended June 30, 2022, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the period ended June 30, 2022:

Fair Value at December 31, 2021	$3,775,042
Change in fair value of private warrants	(1,896,014)

Fair Value at March 31, 2022	1,879,028
Change in fair value of private warrants	(1,026,971)

Fair Value at June 30, 2022	$852,057

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
The key inputs into the Monte Carlo simulation as of June 30, 2022 and December 31, 2021 were as follows:

Inputs	June 30, 2022	December 31, 2021
Risk-free interest rate	3.02%	1.35%
Expected term remaining (years)	5.73	5.95
Expected volatility	16%	13.10%
Share price	$9.78	$9.80
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
Results of Operations and Known Trends or Future Events
For the three months ended June 30, 2022, we had net income of $2,570,556, which included income from the change in fair value of the warrant liability of $2,418,041, and Interest earned on investments held in Trust Account of $379,232, partially offset by loss from operations of $226,717.
For the six months ended June 30, 2022, we had net income of $6,768,949, which included income from the change in fair value of the warrant liability of $6,839,207, and Interest earned on investments held in Trust Account of $401,024, partially offset by loss from operations of $471,282.
Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

For the three months ended June 30, 2021, we had a net income of approximately $2,040,931, which included interest earned on cash and marketable securities held in Trust Account of approximately $4,058 and a gain from the change in fair value of the warrant liability of approximately $2,178,131, offset by a loss from operations of $141,258.
For the period from January 27, 2021 (inception) through June 30, 2021, we had a net income of approximately $1,192,731, which included interest earned on cash and marketable securities held in Trust Account of approximately $4,311 and a gain from the change in fair value of the warrant liability of approximately $1,925,548, offset by a loss from operations of $175,422 and offering cost expense allocated to warrants of approximately $561,706.
Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity, Capital Resources and Going Concern Consideration
As of June 30, 2022, we had cash outside our trust account of $758,698, and working capital of approximately $382,939. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, March 25, 2023.
These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance Sheet Arrangements;
Commitments and Contractual Obligations; Quarterly Results
As of June 30, 2022, we did not
have any off-balance sheet arrangements
as defined in
Item 303(a)(4)(ii) of Regulation S-K and did
not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.
Commitments and Contractual Obligations
As of June 30, 2022, we did not have any long-term debt, capital, or operating lease obligations.
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
Warrant Liability
We evaluated the public warrants and private placement warrants in accordance with Accounting Standards Codification
(“ASC”)Topic 815-40, “Derivatives
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

Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,667,932 ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.
Net Income Per Ordinary Share
We apply
the two-class method
in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for
Class B non-redeemable ordinary
shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of
Class B non-redeemable ordinary
shares outstanding for the periods presented.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below our disclosure controls and procedures (as defined in
Rules 13a-15 (e)and 15d-15 (e) under
the Exchange Act) were not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, our management concluded that there was a material weakness related to the evaluation and review of complex accounting standards for equity transactions in internal control over financial reporting as of June 30, 2022. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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
Form10-Q.

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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

Date: August 19, 2022		/s/ Soheil Mirpour
	Name:	Soheil Mirpour
	Title:	Chief Executive Officer (Principal Executive Officer)