Form 10-Q
period 2022-09-30
Rocket Internet Growth Opportunities Corp.
filed 2022-11-10
CIK 1844363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule1
2b-2 of
the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2022, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2022 and Audited Balance Sheet as of December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from January 27, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from January 27, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash flow for the nine months ended September 30, 2022 and for the period from January 27, 2021 (inception) through September 30, 2021	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safely Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS:
Cash	$420,949	$904,957
Prepaid expense	148,217	270,569

Total current assets	569,166	1,175,526
Other assets	—	59,835
Investments held in Trust Account	268,621,852	267,013,476

TOTAL ASSETS	$269,191,018	$268,248,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$537,803	$381,140

Total current liabilities	537,803	381,140

Deferred underwriting fee	9,345,000	9,345,000
Warrant liabilities	931,876	8,848,042

Total Liabilities	10,814,679	18,574,182

Commitments Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 26,700,000 shares at September 30, 2022 and December 31, 2021 (at redemption value of $10.00 per share)	268,621,852	267,013,476
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,700,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,675,000 and 6,675,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	668	668
Additional paid-in capital	—	—
Accumulated deficit	(10,246,181)	(17,339,489)

Total Shareholders’ Deficit	(10,245,513)	(17,338,821)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$269,191,018	$268,248,837

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 27, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$351,576	$170,820	$822,858	$346,242

Loss from operations	(351,576)	(170,820)	(822,858)	(346,242)
Other income:
Interest earned on cash and marketable securities held in Trust Account	1,207,352	4,102	1,608,376	8,413
Transaction costs allocable to warrants	—	—	—	(561,706)
Unrealized gain on fair value changes of warrants	1,076,959	6,088,062	7,916,166	8,013,610

Total other income, net	2,284,311	6,092,164	9,524,542	7,460,317
Net income	$1,932,735	$5,921,344	$8,701,684	$7,114,075

Weighted average shares outstanding, Redeemable Class A ordinary shares	26,700,000	26,700,000	26,700,000	20,497,166

Basic and diluted net income per ordinary share, Redeemable Class A ordinary shares	$0.06	$0.18	$0.26	$0.26

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	6,675,000	6,675,000	6,675,000	6,440,081

Basic and diluted net income per ordinary share, Non-redeemable Class B ordinary shares	$0.06	$0.18	$0.26	$0.26

See accompanying notes to the unaudited condensed financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	6,675,000	$668	$—	$(17,339,489)	$(17,338,821)
Net income	—	—	—	—	—	4,198,393	4,198,393
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(21,792)	(21,792)

Balance as of March 31, 2022	—	—	6,675,000	668	—	(13,162,888)	(13,162,220)
Net income	—	—	—	—	—	2,570,556	2,570,556
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(379,232)	(379,232)

Balance as of June 30, 2022	—	—	6,675,000	$668	—	(10,971,564)	(10,970,896)
Net income	—	—	—	—	—	1,932,735	1,932,735
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,207,352)	(1,207,352)
Balance as of September 30, 2022	—	$—	6,675,000	$668	$—	$(10,246,181)	$(10,245,513)

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,281)	(24,473,190)	(24,497,471)
Net loss	—	—	—	—	—	(848,200)	(848,200)

Balance as of March 31, 2021	—	—	7,187,500	719	—	(25,321,390)	(25,320,671)
Forfeiture of Class B shares by Sponsor	—	—	(512,500)	(51)	—	51	—
Net income	—	—	—	—	—	2,040,931	2,040,931

Balance as of June 30, 2021	—	—	6,675,000	668	—	(23,280,408)	(23,279,740)
Net income	—	—	—	—	—	5,921,344	5,921,344
Balance as of September 30, 2021	—	$—	6,675,000	$668	$—	$(17,359,064)	$(17,358,396)

See accompanying notes to the unaudited condensed financial statement

ROCKET INTERNET GROWTH OPPORTUNITIES CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the period from January 27, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$8,701,684	$7,114,075
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,608,376)	(8,413)
Transaction costs incurred in connection with Initial Public Offering	—	561,706
Unrealized gain on fair value changes of warrants	(7,916,166)	(8,013,610)
Changes in current assets and current liabilities:
Prepaid expense	122,352	(273,007)
Other assets	59,835	(126,967)
Accrued expenses	156,663	50,000
Due to related party	—	12,580

Net cash used in operating activities	(484,008)	(683,637)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(267,000,000)

Net cash used in investing activities	—	(267,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	261,660,000
Proceeds from promissory note – related party	—	125,491
Proceeds from issuance of Class B shares to initial shareholders	—	25,000
Proceeds from private placement	—	7,340,000
Repayment of Sponsor loan	—	(125,491)
Payments of offering costs	—	(403,496)

Net cash provided by financing activities	—	268,621,504
Net Change in Cash	(484,008)	937,867
Cash – Beginning	904,957	—

Cash – Ending	$420,949	$937,867

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$9,345,000

Original value of Class A ordinary shares subject to possible redemption	$—	$267,000,000

Remeasurement of Class A ordinary shares subject to possible redemption	$1,608,376	$—

Initial classification of warrant liability	$—	$17,210,681

Accrued offering costs	$—	$100,000

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
As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the change in fair value of the warrant liability.
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
Liquidity and Going Concern Consideration
As of September 30, 2022, the Company had $420,949 in its operating bank account and working capital of $31,363.
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
If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. The Company is within 12 months of its mandatory liquidation as of the time of filing this10-Q.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form
10-Q.
These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Qand
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
for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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
As of September 30, 2022 and December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$267,000,000
Less:
Proceeds allocated to Public Warrants	(9,874,575)
Class A ordinary shares issuance costs	(14,626,790)
Plus:
Remeasurement of carrying value to redemption value	24,501,365
Interest earned on investments held in Trust account	13,476

Class A ordinary shares subject to possible redemption, 12/31/2021	267,013,476
Interest earned on investments held in Trust account	1,608,376

Class A ordinary shares subject to possible redemption, 09/30/2022	$268,621,852

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
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

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 27, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income per share for Class A ordinary shares:
Net income	$1,932,735	$1,932,735	$5,921,345	$5,921,345	$8,701,684	$8,701,684	$7,114,076	$7,114,076
Less: Allocation of income to Class B ordinary shares	386,547	1,546,188	1,184,269	4,737,076	1,740,337	6,961,347	1,700,813	5,413,263

Adjusted net income	1,546,188	386,547	4,737,076	1,184,269	6,961,347	1,740,337	5,413,263	1,700,813
Weighted average shares outstanding of Class A ordinary shares	26,700,000	6,675,000	26,700,000	6,675,000	26,700,000	6,675,000	20,497,166	6,440,081

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.06	$0.18	$0.18	$0.26	$0.26	$0.26	$0.26

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
Administrative Support Agreement
Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services.
For the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021, the Company has recorded an aggregate of $30,000 and $62,580 in service fee expense with a balance owed to the Sponsor of $12,580, at September 30, 2021.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Through September 30, 2022, the Company made no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies
Underwriting Agreement
The underwriter had
a 45-day option
from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. As of September 30, 2022, the remaining over-allotment option has expired.
Upon consummation of the IPO on March 25, 2021 and settlement of the purchased over-allotment on Ma
r
ch 30, 2021, the underwriter was paid a cash underwriting fee of 2.0% of the gross proceeds, or $5,340,000 in the aggregate.
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
Note 7 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 26,700,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022 and December 31, 2021, there were 6,675,000 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$268,621,852	$268,621,852	$—	$—
Liabilities:
Public Warrants Liability	$533,333	$533,333	$—	$—
Private Placement Warrants Liability	398,543	—	—	398,543

	$931,876	$533,333	$—	$398,543

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
The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of September 30, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on the New York Stock Exchange since May 31, 2021, under the trading symbol RKTAW. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2022 due to the use of unobservable inputs. During the three months ended September 30, 2022, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the period ended September 30, 2022:

Fair Value at December 31, 2021	$3,775,042
Change in fair value of private warrants	(1,896,014)

Fair Value at March 31, 2022	1,879,028
Change in fair value of private warrants	(1,026,971)

Fair Value at June 30, 2022	$852,057
Change in fair value of private warrants	(453,514)
Fair Value at September 30, 2022	$398,543

Inherent in a
Monte Carlo simulation

model are assumptions related to expected share-price volatility, expected life, and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable SPAC warrants that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term.
The key inputs into the Monte Carlo simulation as of September 30, 2022 and December 31, 2021 were as follows:

Inputs	September 30, 2022	December 31, 2021
Risk-free interest rate	4.04%	1.35%
Expected term remaining (years)	5.50	5.95
Expected volatility	8.6%	13.10%
Share price	$9.91	$9.80
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

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2022, we had net income of $1,932,735, which included income from the change in fair value of the warrant liability of $1,076,959, and Interest earned on investments held in Trust Account of $1,207,352, partially offset by loss from operations of $351,576.

For the nine months ended September 30, 2022, we had net income of $8,701,684, which included income from the change in fair value of the warrant liability of $7,916,166, and Interest earned on investments held in Trust Account of $1,608,376, partially offset by loss from operations of $822,858.

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

For the three months ended September 30, 2021, we had a net income of $5,921,344, which included interest earned on cash and marketable securities held in Trust Account of $4,102 and a gain from the change in fair value of the warrant liability of $6,088,062, offset by a loss from operations of $170,820.

For the period from January 27, 2021 (inception) through September 30, 2021, we had a net income of $7,114,075, which included interest earned on cash and marketable securities held in Trust Account of $8,413 and a gain from the change in fair value of the warrant liability of $8,013,610, offset by a loss from operations of $346,242 and offering cost expense allocated to warrants of $561,706.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity, Capital Resources and Going Concern Consideration

As of September 30, 2022, we had cash outside our trust account of $420,949, and working capital of $31,363. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have not conducted any operations to date.

Commitments and Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital, or operating lease obligations.

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

Upon consummation of the IPO on March 25, 2021 and settlement of the purchased over-allotment on March 30, 2021, the underwriter was paid a cash underwriting fee of 2.0% of the gross proceeds, or $5,340,000 in the aggregate.

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

Warrant Liability

We evaluated the public warrants and private placement warrants in accordance with Accounting Standards Codification(“ASC”)Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in our warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”),which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 27, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below our disclosure controls and procedures (as defined in Rules 13a-15 (e)and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC Statement was issued on April 12, 2021. As a result, our management concluded that there was a material weakness related to the evaluation and review of complex accounting standards for equity transactions in internal control over financial reporting as of September 30, 2022. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.

Date: November 10, 2022		/s/ Soheil Mirpour
	Name:	Soheil Mirpour
	Title:	Chief Executive Officer (Principal Executive Officer)