Form 10-K
period 2022-12-31
Rocket Internet Growth Opportunities Corp.
filed 2023-03-31
CIK 1844363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offi cers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☒  Yes    ☐  No
The aggregate market value of voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $261,126,000.
As of March 27, 2023, there were 26,700,000 Class A ordinary shares, $0.0001 par value and 6,675,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Annual Report on Form 10-K”) constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination; or

•	our pool of prospective target businesses.

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

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our purpose is to pursue a business strategy of promoting the long-term value of our subsidiaries, associated companies or other investments.

Our sponsor is an affiliate of Rocket Internet, a successful technology investor.

Expiration of Completion Period

On March 14, 2023, we announced that we do not expect to consummate an initial business combination before our mandatory liquidation date of March 25, 2023. Due to our inability to consummate an initial business combination within the time period required by our amended and restated memorandum and articles of association, we are redeeming our public shares in accordance with the provisions of our amended and restated articles memorandum and articles of association. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

Our Management Team

Our management team consists of:

•	Oliver Samwer, our Chairman and Director;

•	Soheil Mirpour, our Chief Executive Officer and Director;

•	Donald E. Stalter Jr., our Chief Financial Officer and Director.

Oliver Samwer, our Chairman and Director, is the Co-Founder and Chief Executive Officer of Rocket Internet. Mr. Samwer co-founded Rocket Internet in 2007, and played an integral role in taking the company public at a valuation of over €4.0 billion in October 2014. Under Mr. Samwer’s leadership, Rocket Internet has invested in more than 300 companies in over 50 countries, providing a range of technology and technology-adjacent services from payments processing to takeaway food delivery. Prior to co-founding Rocket Internet, Mr. Samwer co-founded Jamba AG (acquired by VeriSign, Inc. in 2004) and Alando.de AG (acquired by eBay Inc. in 1999). In addition to his work at Rocket Internet SE, Mr. Samwer has served in a range of capacities at GFC Global Founders Capital GmbH, Rocket Internet’s venture arm. Mr. Samwer has served as a member of the board of directors of Westwing Group AG since February 2019 and HelloFresh SE since June 2018, and serves as a member of the board of directors of several private companies. Mr. Samwer holds a business degree from WHU-Otto Beisheim School of Management, Vallendar.

Soheil Mirpour, our Chief Executive Officer and Director, was a member of the Management Board of Rocket Internet from March 2020 to February 2023. Prior to that, Mr. Mirpour worked as a consultant advising clients, including Rocket Internet, since August 2018, and previously served as the Senior Vice President of Investments of Rocket Internet, leading the company’s efforts in Growth and Private Equity investments. Before joining Rocket Internet, he worked in Private Equity at Kohlberg Kravis Roberts (KKR) since January 2016 and prior to that as an Investment Banking Analyst at Morgan Stanley since July 2015. Mr. Mirpour started his career at UniCredit Bank as a banker in 2008. He was a Scholar of the Foundation of German Academic Scholarship (Studienstiftung des Deutschen Volkes) and holds a business degree from WHU-Otto Beisheim School of Management in Vallendar, Germany.

Donald E. Stalter Jr., our Chief Financial Officer and Director, has been managing the North American portfolio for GFC Global Founders Capital GmbH in various capacities since January 2017, where he is responsible for investments such as Brex, Inc., Cedar.ai, Inc., Culture Amp Pty Ltd, Deel, Inc., FamPay, Inc., Mothership Technologies, Inc., TherapyMatch, Inc. (Headway), Hyper Labs, Inc. (HyperScience), Karat Financial Technologies, Inc. and Kalshi, Inc. Prior to that, Mr. Stalter worked with software entrepreneurs and investors on data, operations and fundraising efforts since 2013. From 2011 to 2013, he worked in business development at Airbnb, Inc., and worked at Groupon, Inc. from 2009 to 2011. Earlier in his career, Mr. Stalter worked for Kennet Partners in London and at Credit Suisse in San Francisco. Mr. Stalter is a member of the boards of directors of various private companies. He holds an A.B. from the University of Chicago.

Our Relationship with Rocket Internet

Our sponsor is an affiliate of Rocket Internet. Founded in 2007, Rocket Internet is an internet company headquartered in Berlin, Germany. Rocket Internet incubates and invests in internet and technology companies globally.

Rocket Internet is a successful technology investor, with a 15-year track record in technology investing across all stages of the venture life cycle. Rocket Internet focuses on fast-growing companies with proven business models, turning innovative start-ups into leaders in their target markets. Its investment team consists of more than 25 technology investors.

Status as a Public Company

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have 24 months from the closing of this offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

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

Available Information

Our internet website address is https://www.rocketgrowthopportunities.com. We make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Information in, or that can be accessed through, this website is not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

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

We will not be able to complete our initial business combination within 24 months after the closing of our Initial Public Offering, cease all operations except for the purpose of winding up and we will redeem our public shares and liquidate.

We will not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Initial Public Offering. As a result, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). A SPAC would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement. Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds.

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

The proceeds then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. However, because we qualify as an emerging growth company, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. We had previously accounted for our private placement warrants and public warrants as equity. After considering the Staff Statement, we determined that our warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at issuance (on the date of the consummation of our initial public offering) and at each reporting date, with changes in fair value recognized in the statement of operations in the period of the change. Accordingly, on May 21, 2021, the audit committee of our board of directors (the “audit committee”), based on the recommendation of management, concluded that certain of our previously issued financial statements should be restated to reflect a reclassification of our warrants as liabilities in application of Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity.

In addition, in certain of our previously issued financial statements, a portion of our redeemable Class A ordinary shares (the “public shares”) were classified as permanent equity to maintain shareholders’ equity in excess of $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation. However, in connection with the preparation of our Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated our application of ASC 480-10-S99, Accounting For Redeemable Equity Instruments, to our accounting classification of public shares in light of recent comment letters issued by the Staff of the SEC to certain other special purpose acquisition companies. Upon such re-evaluation, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above. Accordingly, on November 18, 2021, the audit committee, based on the recommendation of management, concluded that certain of our previously issued financial statements should be restated to reflect a reclassification of all of our public shares to permanent equity in application of ASC 480-10-S99.

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

Our sponsor owns 20% of our issued and outstanding ordinary. Accordingly, our sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of the ordinary shares voting in at our general meeting. Furthermore, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome.

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

As of December 31, 2022, we have outstanding warrants to purchase 6,675,000 of our Class A ordinary shares as part of our public units and private placement to purchase 4,893,333 of our Class A ordinary shares. In addition, if the sponsor makes any working capital loans, up to $2,000,000 of such loans may be convertible into private placement warrants at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Market Information

Our units trade on the NYSE under the symbol “RKTAU”, and our Class A ordinary shares trade on the NYSE under the symbol “RKTA”. Our public warrants were delisted and do no longer trade on the NYSE effective as of January 4, 2023.

Holders

As of December 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On March 14, 2023, we announced that we do not expect to consummate an initial business combination before our mandatory liquidation date of March 25, 2023. Due to our inability to consummate an initial business combination within the time period required by our amended and restated memorandum and articles of association, we are redeeming our public shares in accordance with the provisions of our amended and restated articles memorandum and articles of association. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

Results of Operations and Known Trends or Future Events

For the year ended December 31, 2022, we had net income of $11,966,686, which included income from the change in fair value of the warrant liability of $8,846,817, and Interest earned on investments held in Trust Account of $3,913,657, partially offset by loss from operations of $793,791.

For the period from January 27, 2021 (inception) through December 31, 2021, we had a net operating income of approximately $7.15 million, which included a gain from the change in fair value of the warrant liability of approximately $8.4 million and interest income on cash and investments held in Trust Account of $13,476 partially offset by loss from operations of $667,282 and offering cost expense allocated to warrants of $561,706.

Our business activities from inception to December 31, 2022 consisted primarily of our formation and completing our initial public offering (“Initial Public Offering” or “IPO”), and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial business combination.

Liquidity, Capital Resources and Going Concern Consideration

As of December 31, 2022, we had cash outside our trust account of $30,420, and working capital of $770,057. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination or liquidation.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. See Note 2 to our financial statements. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have determined that we may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination or liquidation, including working capital, costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023 to consummate a Business Combination. The Company will not be able to consummate a Business Combination by this time, and there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No quarterly operating data is included in this prospectus as we have not conducted any operations to date.

Commitments and Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital, or operating lease obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Liability

We evaluated the public warrants and private placement warrants in accordance with Accounting Standards Codification(“ASC”)Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in our warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 26,700,000 ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Additionally, as an “emerging growth company,” we are not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f)and15d-15(f)of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the events that led to the restatement of our previously issued financial statements, as described above.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Oliver Samwer	50	Chairman, Director
Soheil Mirpour	33	Chief Executive Officer, Director
Donald E. Stalter Jr.	41	Chief Financial Officer, Director
Marcus Englert	57	Director
Norbert Lang	61	Director
Pierre Louette	60	Director
Aneel Ranadivé	38	Director

Oliver Samwer, our Chairman and Director, is the Co-Founder and Chief Executive Officer of Rocket Internet. Mr. Samwer co-founded Rocket Internet in 2007, and played an integral role in taking the company public at a valuation of over €4.0 billion in October 2014. Under Mr. Samwer’s leadership, Rocket Internet has invested in more than 300 companies in over 50 countries, providing a range of technology and technology-adjacent services from payments processing to takeaway food delivery. Prior to co-founding Rocket Internet, Mr. Samwer co-founded Jamba AG (acquired by VeriSign, Inc. in 2004) and Alando.de AG (acquired by eBay Inc. in 1999). In addition to his work at Rocket Internet SE, Mr. Samwer served in a range of capacities at GFC Global Founders Capital GmbH, Rocket Internet’s venture arm. Mr. Samwer has served as a member of the board of directors of Westwing Group AG until February 2019 and HelloFresh SE until June 2018, and serves as a member of the board of directors of several private companies. Mr. Samwer holds a business degree from WHU-Otto Beisheim School of Management, Vallendar.

Soheil Mirpour, our Chief Executive Officer and Director, was a member of the Management Board of Rocket Internet from March 2020 to February 2023. Prior to that, Mr. Mirpour worked as a consultant advising clients, including Rocket Internet, since August 2018, and previously served as the Senior Vice President of Investments of Rocket Internet, leading the company’s efforts in Growth and Private Equity investments. Before joining Rocket Internet, he worked in Private Equity at Kohlberg Kravis Roberts (KKR) since January 2016 and prior to that as an Investment Banking Analyst at Morgan Stanley since July 2015. Mr. Mirpour started his career at UniCredit Bank as a banker in 2008. He was a Scholar of the Foundation of German Academic Scholarship (Studienstiftung des Deutschen Volkes) and holds a business degree from WHU—Otto Beisheim School of Management in Vallendar, Germany.

Donald E. Stalter Jr., our Chief Financial Officer and Director, has been managing the North American portfolio for GFC Global Founders Capital GmbH in various capacities since January 2017, where he is responsible for investments such as Brex, Inc., Cedar.ai, Inc., Culture Amp Pty Ltd, Deel, Inc., FamPay, Inc., Mothership Technologies, Inc., TherapyMatch, Inc. (Headway), Hyper Labs, Inc. (HyperScience), Karat Financial Technologies, Inc. and Kalshi, Inc. Prior to that, Mr. Stalter worked with software entrepreneurs and investors on data, operations and fundraising efforts since 2013. From 2011 to 2013, he worked in business development at Airbnb, Inc., and worked at Groupon, Inc. from 2009 to 2011. Earlier in his career, Mr. Stalter worked for Kennet Partners in London and at Credit Suisse in San Francisco. Mr. Stalter is a member of the boards of directors of various private companies. He holds an A.B. from the University of Chicago.

Marcus Englert, who has served as a director since March 2021, serves as an industry advisor for Digital and e-Commerce at TRITON Partners, a position he has held since 2016. In this role, Mr. Englert currently serves as chairman of the board of European Directories Group (EDSA), a leading European local search provider, and as member of the board of Sunweb Group, a leading European online tour operator. He also serves as senior partner and managing director at Texas Atlantic Capital (since 2011), a group of media and ecommerce venture capital funds, and as senior advisor and managing director at Solon Management Consulting GmbH &Co. KG (since 2011). Mr. Englert has held board positions at Rocket Internet SE (chairman of the supervisory board) since 2014 and Zattoo International AG (member of the supervisory board) since 2015. Prior to that, he served as deputy chairman of the supervisory board of Sixt Leasing AG as chairman of the supervisory board of Media Broadcast GmbH (part of TDF Group) and as chairman of the supervisory board of Real Time Technology AG. Prior to that, he held various leading positions in the media industry for more than 13 years. Mr. Englert holds a Master degree in Physics (Dipl. Phys.) from the University of Munich as well as a PhD in nuclear physics from the European Center for Nuclear Research, CERN in Geneva, Switzerland. Furthermore, Mr. Englert holds an MBA from the European Institute for Business Affairs, INSEAD, in Fontainebleau, France.

Norbert Lang, who has served as a director since March 2021, is a management consultant and the chief executive officer of Scito Invest GmbH, a position he has held since 2018. Prior to that, Mr. Lang served as Chief Financial Officer of United Internet AG for over 20 years. He currently serves as a member of a number of supervisory boards, 1&1 AG (since 2015) and Rocket Internet SE (since 2015). Prior to that, Mr. Lang was a member of the supervisory board of Hi-Media S.A., united-domains AG, GMX & WEB.DE Mail & Media SE, 1&1 Telecommunication Holding SE. Mr. Lang was also a member of the advisory board of Versatel Telefommunications GmbH.

Pierre Louette, who has served as a director since March 2021, is the Chief Executive Officer of Les Echos-Le Parisien Group, the media branch of the LVMH Group, a role he has held since 2018. In addition, he has been a member of the supervisory board of Rocket Internet SE since 2016 and a member of the audit committee of the Réunion des Musées Nationaux since 2017. Prior to that, Mr. Louette served in several other management positions. He was deputy Chief Executive Officer at Orange group from 2010 to 2018, chairman and chief executive officer at Agence France Presse (AFP) from 2003 to 2010, he co-managed Europatweb, the internet investment fund created by Bernard Arnault, when he joined LVMH and Group Arnault from 2000 to 2003, held various positions, such as general secretary and executive vice president for communication, at France Televisions from 1995 to 1996 and served as executive advisor on communication and media issues in the French prime minister’s office under Edouard Balladur from 1993 to 1995. Mr. Louette began his career at the National Audit Office (Cour des Comptes). Mr. Louette holds a degree from the Paris Institute of Political Sciences, a law degree from the Sorbonne and is a graduate from the Ecole Nationale d’Administration.

Aneel Ranadivé, who has served as a director since March 2021, is an American businessman, entrepreneur and the founding and managing partner of Soma Capital, a position he has held since 2015. Through Soma Capital, he has invested into companies such as Rappi, Inc., Cruise LLC, ScriptDash Inc. (Alto Pharmacy), Rippling Payments, Inc., Razorpay Software Private Limited and Ironclad, Inc.. He is also part of the group holding the majority interest in the NBA team Sacramento Kings since 2013. In 2010, Mr. Ranadivé founded Tag, Inc. (formerly Pinchit, Inc.), a location sharing app backed by Facebook co-founder Eduardo Saverin and Tim Draper. From 2009 to 2010,

Mr. Ranadivé worked for Nielsen Media Sync in San Francisco. Furthermore, Mr. Ranadivé co-founded GlanceGuide, a video analytics company acquired by Nielsen, in 2009 and founded BoredAt, an anonymous social network backed by Redpoint Ventures, in 2008. Mr. Ranadivé started his career in investment banking at Bank of America in 2006. He holds a Bachelor of Science from Columbia University, where he graduated in Mathematics in 2006.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement on Form S-1 (Registration No. 333-252913), which was declared effective by the SEC on March 22, 2021. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this prospectus or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

The following table is based on 26,700,000 Class A ordinary shares and 6,675,000 Class B ordinary shares outstanding as of March 31, 2023. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owners(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class
Rocket Internet Growth Opportunities Sponsor GmbH (3)	—	—	6,675,000	100.0%
First Trust Capital Management L.P. (4)	2,680,904	10.04%	—	—
Glazer Capital, LLC (5)	1,769,024	6.6%	—	—
Saba Capital Management, L.P. (6)	1,573,777	5.9%	—	—
683 Capital Management, LLC (7)	1,490,000	5.6%	—	—
Soheil Mirpour	—	—	—	—
Donald E. Stalter Jr.	—	—	—	—
Oliver Samwer	—	—	—	—
Marcus Englert	—	—	—	—
Pierre Louette	—	—	—	—
Norbert Lang	—	—	—	—
Aneel Ranadivé	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	—	—

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is c/o Rocket Internet Growth Opportunities Corp., Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
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
(4)

Holdings as of February 28, 2023 as reported on Schedule 13G filed by First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”; each of FTCM, FTCS and Sub GP, a “Reporting Person”). FTCM is an investment adviser registered with the SEC. Each of FTCS and Sub GP is a control person of FTCM. FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and First Trust Merger Arbitrage Fund, and (ii) Highland Capital Management Institutional Fund II, LLC. The principal business address for each Reporting Person is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(5)

Holdings as of December 31, 2022 as reported on Schedule 13G filed by Glazer Capital, LLC (“Glazer Capital”) and Mr. Paul J. Glazer with respect to shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). Mr. Glazer is the Managing Member of Glazer Capital. The address of the business office of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)

Holdings as of December 31, 2022, as reported on Schedule 13G/A filed by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement, dated August 26, 2022, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act.

(7)

Holdings as of as of December 31, 2022 as reported on Schedule 13G/A filed by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman (collectively, the “Reporting Persons”). As the investment manager of 683 Capital Partners, LP, 683 Capital Partners, LLC may be deemed to have beneficially owned the 1,490,000 shares beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 1,490,000 shares beneficially owned by 683 Capital Management, LLC. The principal business address for each of the Reporting Persons is 1700 Broadway, Suite 4200, New York, NY 10019.

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

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and the period from January 27, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $83,000 and $39,000 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2022 and the period from January 27, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $0 and $65,000 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2022 and the period from January 27, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from January 27, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB 668)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedule

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 22, 2021, by and between the Company and Citigroup Global Markets Inc., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

4.1	Warrant Agreement, dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.1	Letter Agreement, dated March 22, 2021, by and among the Company, its executive officers, its directors and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.2	Investment Management Trust Agreement, dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.3	Registration Rights Agreement, dated March 22, 2021, by and between the Company and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated March 22, 2021, by and between the Company and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.5	Administrative Services Agreement, dated March 22, 2021, by and between the Company and Rocket Internet Growth Opportunities Sponsor GmbH (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.6	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-252913)).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB 668)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Rocket Internet Growth Opportunities Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Rocket Internet Growth Opportunities Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. If the Company is unable to complete a Business Combination by March 25, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/
Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
West Palm Beach, FL
March 3
1
, 2023

ROCKET INTERNET GROWTH
OPPORTUNITIES
CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS:
Cash	$30,420	$904,957
Prepaid expense	62,335	270,569

Total current assets	92,755	1,175,526
Other assets	—	59,835
Investments held in Trust Account	270,927,133	267,013,476

TOTAL ASSETS	$271,019,888	$268,248,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$32,322	$381,140
Current tax liability	830,490	—

Total current liabilities	862,812	381,140

Deferred underwriting fee	9,345,000	9,345,000
Warrant liabilities	1,225	8,848,042

Total Liabilities	10,209,037	18,574,182

Commitments Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 26,700,000 shares at December 31, 2022 and 2021 (at redemption value of $10.00 per share)	270,927,133	267,013,476
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,700,000 shares subject to possible redemption at December 31, 2022 and 2021)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized and 6,675,000 shares issued and outstanding at December 31, 2022 and 2021	668	668
Additional paid-in capital	—	—
Accumulated deficit	(10,116,950)	(17,339,489)

Total Shareholders’ Deficit	(10,116,282)	(17,338,821)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$271,019,888	$268,248,837

The accompanying notes are an integral part of the financial statements
.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from January 27, 2021 (Inception) through December 31, 2021
Formation and operating costs	$793,788	$667,282
Loss from operations	(793,788)	(667,282)
Other income:
Interest earned on cash and marketable securities held in Trust Account	3,913,657	13,476
Transaction costs allocable to warrants	—	(561,706)
Unrealized gain on fair value changes of warrants	8,846,817	8,362,639

Total other income, net	12,760,474	7,814,409
Income before provision for income taxes	11,966,686	7,147,127
Provision for income taxes	830,490	—
Net income	$11,136,196	$7,147,127

Weighted average shares outstanding, Redeemable Class A ordinary shares	26,700,000	22,180,531

Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.33	$0.25

Weighted average shares outstanding, Non-redeemable Class B ordinary shares	6,675,000	6,503,835

Basic and diluted net income per share, Non-redeemable Class B ordinary shares	$0.33	$0.25

The accompanying notes are an integral part of the financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Remeasurement of Class A Ordinary Shares to possible redemption amount	—	—	—	—	(24,281)	(24,486,667)	(24,510,948)
Forfeiture of Class B Ordinary Shares by Sponsor	—	(512,500)	(51)	—	51	—
Net income	—	—	—	—	—	7,147,127	7,147,127

Balance as of December 31, 2021	—	$—	6,675,000	$668	—	$(17,339,489)	$(17,338,821)
Net income	—	—	—	—	—	11,136,196	11,136,196
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,913,657)	(3,913,657)

Balance as of December 31, 2022	—	$—	6,675,000	$668	—	$(10,116,950)	$(10,116,282)

The accompanying notes are an integral part of the
financial
statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from January 27, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:

Net income	$11,136,196	$7,147,127
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(3,913,657)	(13,476)
Transaction costs incurred in connection with Initial Public Offering	—	561,706
Unrealized gain on fair value changes of warrants	(8,846,817)	(8,362,639)
Changes in operating assets and liabilities:
Prepaid expense	208,234	(270,569)
Other assets	59,835	(59,835)
Accrued expenses	(348,818)	381,140
Accrued tax liability	830,490	—
Net cash used in operating activities	(874,537)	(616,547)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(267,000,000)

Net cash used in investing activities	—	(267,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	—	261,660,000
Proceeds from sale of Private Warrants	—	7,340,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of promissory note to Sponsor	—	125,491
Payments on promissory note issued to Sponsor	—	(125,491)
Payment of deferred offering costs	—	(503,496)

Net cash provided by financing activities	—	268,521,504

Net Change in Cash	(874,537)	904,957
Cash – Beginning	904,957	—

Cash – Ending	$30,420	$904,957

Supplemental Disclosure of Non-cash Financing Activities:
Initial recognition of ordinary shares subject to possible redemption including overallotment	$—	$267,000,000

Deferred underwriter fee charged to additional paid-in capital	$—	$9,345,000

Initial recognition of warrant liability	$—	$17,210,681

Remeasurement of Class A ordinary shares subject to possible redemption	$3,913,657	$—

The accompanying notes are an
integral
part of the financial statements.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Rocket Internet Growth Opportunities Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 27, 2021 (“Inception”). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of December 31, 2022, the Company had not commenced any operations. All activity from inception through December 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the change in fair value of the warrant liability.
The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 25,000,000 units (the “Units”). On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units, which purchase settled on March 30, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $267,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-fourth of
a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Rocket Internet Growth Opportunities Sponsor GmbH, a German limited liability company (the “Sponsor”), generating gross proceeds of $7,000,000, which is discussed in Note 4. On March 30, 2021, the Sponsor purchased an additional 226,666 Private Placement Warrants generating gross proceeds of $340,000, which was used to pay the underwriting discount of 2% of the over-allotment gross proceeds.
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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Liquidity and Going Concern Consideration
As of December 31, 2022, the Company had $30,420 in its operating bank account and working capital deficit of $
770,057.
All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination or liquidation.
We have determined that we may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination or liquidation, including working capital, costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)2014-15,”Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023 to consummate a Business Combination. The Company will not be able to consummate a Business Combination by this time, and there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on
Form 10-K.
These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS

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
As of December 31, 2022 and 2021, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$267,000,000
Less:
Proceeds allocated to Public Warrants	(9,874,575)
Class A ordinary shares issuance costs	(14,626,790)
Plus:
Remeasurement of carrying value to redemption value	24,501,365
Interest earned on investments held in Trust account	13,476
Class A ordinary shares subject to possible redemption, 12/31/2021	267,013,476
Interest earned on investments held in Trust account	3,913,657

Class A ordinary shares subject to possible redemption, 12/31/2022	$270,927,133

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
 unrecognized tax benefits as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The following is a summary of the Company’s current and deferred tax liability:

2022
Current tax	$830,490
Deferred tax	—

Total tax liability	$830,490

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2022:

2022
Statutory federal income tax rate (benefit)	0.000%
German Tax rate	6.90%
Effective tax rate	6.90%
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share.
Net
income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares
, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares
and
then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

	Year Ended December 31, 2022		For the Period from January 27, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Net income per share for Class A ordinary shares:
Net income	$11,966,686	$11,966,686	$7,147,127	$7,147,127
Less: Allocation of income to Class B ordinary shares	2,393,337	9,573,349	1,620,525	5,526,602
Adjusted net income	9,573,349	2,393,337	5,526,602	1,620,525
Weighted average shares outstanding of Class A ordinary shares	26,700,000	6,675,000	22,180,531	6,503,835
Basic and diluted net income per share, Class A ordinary shares	$0.36	$0.36	$0.25	$0.25
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
See Note 8 for additional information on assets and liabilities measured at fair value.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Recent Accounting Pronouncements
In August 2020, the FASB
issuedASU2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)and
Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU2020-06on January 27, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than30days’ prior written notice of redemption(the “30-day redemption period”) to each warrant holder; and

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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS
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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Administrative Support Agreement
Commencing on the date its securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services, of which $30,000 is recorded as accrued expenses in the balance sheets.
For the period from January 27, 2021 (Inception) through December 31, 2021, the Company has recorded an aggregate of $92,580 in service fee expense with a balance of $42,580.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Through December 31, 2022, the Company made no borrowings under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Underwriting Agreement
The underwriter had
a 45-day option
from March 22, 2021 to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On March 26, 2021, the underwriter partially exercised its over-allotment option and purchased an additional 1,700,000 Units. As of December 31, 2022, the remaining over-allotment option has expired.
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

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 26,700,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022 and 2021, there were 6,675,000 Class B ordinary shares issued and outstanding.
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
to
adjustmentfor share sub-divisions, share capitalizations,
reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$270,927,133	$270,927,133	$—	$—
Liabilities:
Public Warrants Liability	$668	$668	$—	$—
Private Placement Warrants Liability	557	—	—	557

	$1,225	$668	$—	$557

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

The Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within the warrant liability on the Balance Sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Statements of Income.
The Company established the initial fair value of the Public Warrants and Private Warrants on March 25, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on the New York Stock Exchange since May 31, 2021, under the trading symbol RKTAW. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of December 31, 2022 due to the use of unobservable inputs. During the three months ended
December 31
, 2022, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.
The following table presents the changes in Level 3 liabilities for the year ended December 31, 2022:

Fair Value at December 31, 2021	$3,775,042
Change in fair value of private warrants	(3,774,485)

Fair Value at December 31, 2022	$557

ROCKET INTERNET GROWTH OPPORTUNITIES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The key inputs into the Monte Carlo simulation as of December 31, 2022 and 2021 were as follows:

Inputs	December 31, 2022	December 31, 2021
Risk-free interest rate	4.75%	1.35%
Expected term remaining (years)	0.69	5.95
Expected volatility	3.9%	13.10%
Share price	$10.10	$9.80
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than described below.
On March 14, 2023, we announced that we do not expect to consummate an initial business combination before our mandatory liquidation date of March 25, 2023. Due to our inability to consummate an initial business combination within the time period required by our amended and restated memorandum and articles of association, we are redeeming our public shares in accordance with the provisions of our amended and restated articles memorandum and articles of association. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocket Internet Growth Opportunities Corp

Date: March 31, 2023	By:	/s/ Soheil Mirpour
Soheil Mirpour
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Oliver Samwer Oliver Samwer	Chairman, Director	March 31, 2023

/s/ Soheil Mirpour Soheil Mirpour	Chief Executive Officer and Director (Principal Executive Officer, Director)	March 31, 2023

/s/ Donald E. Stalter Jr. Donald E. Stalter Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer, Director)	March 31, 2023

/s/ Marcus Englert Marcus Englert	Director	March 31, 2023

/s/ Norbert Lang Norbert Lang	Director	March 31, 2023

/s/ Pierre Louette Pierre Louette	Director	March 31, 2023

/s/ Aneel Ranadivé Aneel Ranadivé	Director	March 31, 2023